Form 10-K
period 1996-12-31
FINANCIAL ASSET SEC CORP HM EQ LN TR 1996-2 HM EQ LN PS TH &
filed 1997-04-01
CIK 1036798

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 ____________

                                  FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 1996
                                  _________________

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    _____________    _____________


                      Commission file number:  333-21071
                                               _________


                       FINANCIAL ASSET SECURITIES CORP.
     Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-2
     ___________________________________________________________________
            (Exact name of Registrant as specified in its charter)


              Delaware                                     06-1442101
________________________________________     ________________________________
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

 c/o      Harris Trust and Savings Bank
     311 West Monroe Street
          Chicago, Illinois                                  60606
______________________________________________    ___________________________
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (312) 461-2532
                                                      ______________

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ____

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    _____       _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    ______________

State the number of shares of common stock of the Registrant outstanding as of December 31, 1996: Not applicable
                       ______________



                     DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE


                      *                *               *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the Financial Asset Securities Corp., Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-2 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of June 21, 1996 (the "Pooling and Servicing Agreement") among Financial Asset Securities Corp., as depositor (the "Company"), Cityscape Corp., as seller and servicer (the "Servicer"), and Harris Trust and Savings Bank, as trustee (the "Trustee"), for the issuance of the Financial Asset Securities Corp., Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-2 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances (the "Relief Letters").




                                    PART I


ITEM 1.   BUSINESS

          Not applicable in reliance on the Relief Letters.

ITEM 2.   PROPERTIES

          Not applicable in reliance on the Relief Letters.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates.

          (b) At December 31, 1996, there were eight holders of record of the Certificates.

          (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly reports to Certificateholders.)

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable in reliance on the Relief Letters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.  See the Relief Letter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  Not applicable in reliance on the Relief Letters.

          (b)  Not applicable in reliance on the Relief Letters.

          (c)  Not applicable in reliance on the Relief Letters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable in reliance on the Relief Letters.



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) Pursuant to the Pooling and Servicing Agreement, the Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Servicer"). The Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Servicer is included as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-99018)).

                    Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-99018)).

                    Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated June 21, 1996).

                    Exhibit 99.1:  Annual Statement of the Servicer.

          (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1996:

               Date                     Items Reported
               ____                     ______________

               March 31, 1997           Certificateholders Report

          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable.  See the Relief Letters.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letters.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FINANCIAL ASSET SECURITIES CORP., CITYSCAPE HOME EQUITY LOAN PASS-THROUGH CERTIFICATES, SERIES 1996-2

                         By:  Harris Trust and Savings Bank
                              as Trustee*


                         By:  /s/ Marian Onischak
                              ______________________________________
                              Name:  Marian Onischak
                              Title:

                         Date:  March 27, 1997










_________________________

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                EXHIBIT INDEX


                                                                   Sequential
Exhibit   Document                                                Page Number
_______   ________                                                ___________


3(i)      Company's Certificate of Incorporation (Filed as an
          Exhibit to Registration Statement on Form S-3 (File No.
          33-99018))  . . . . . . . . . . . . . . . . . . . . . . . . . . . *

3(ii)          Company's By-laws (Filed as an Exhibit to
               Registration Statement on Form S-3 (File No.
               33-99018)) . . . . . . . . . . . . . . . . . . . . . . . . . *

4         Pooling and Servicing Agreement (Filed as part of the
          Company's Current Report on Form 8-K dated June 21,
          1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

99.1      Annual Statement of the Servicer  . . . . . . . . . . . . . . . . 9












_________________________

*    Incorporated herein by reference.


                                 EXHIBIT 99.1

                               CITYSCAPE CORP.


                            OFFICERS' CERTIFICATE
                       ANNUAL STATEMENT OF THE SERVICER


                       FINANCIAL ASSET SECURITIES CORP.
                         CITYSCAPE HOME EQUITY LOAN
                   PASS-THROUGH CERTIFICATES, SERIES 1996-2


     The undersigned do hereby certify that she is an officer of Cityscape Corp. (the "Servicer") and do hereby further certify pursuant to Section 3.19 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

     (i) A review of the activities of the Servicer during the preceding fiscal year and of the performance of the Servicer under the Agreement has been made under our supervision; and

     (ii) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such year.



/s/Marian Onischak                                Dated:March 27, 1997
___________________________________                     ____________________
Cheryl Carl
Senior Vice President